Form 10QSB
period 2001-06-30
GTG HOLDINGS INC
filed 2001-08-06
CIK 1124219

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2001, there were 100,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [ ]  No [X]

                           FORM 10-QSB
                        GTG HOLDINGS, INC

                              INDEX
                                                                 Page
PART I.   Financial Information                                    3

          Unaudited Condensed Balance Sheets,                      3
          June 30, 2001 and December 31, 2000

          Unaudited Condensed Statements of Operations,            4
          for the three months and six months ended June 30, 2001, for the period from inception on June 15, 2000 through June 30, 2000, and for the period from inception on June 15, 2000 through June 30, 2001

          Unaudited Condensed Statements of Cash Flows,            5
          for the six months ended June 30, 2001, for the period from inception on June 15, 2000 through June 30, 2000 and for the period from inception on June 15, 2000
          through June 30, 2001

          Notes to Unaudited Condensed Financial Statements        6

          Management's Plan of Operation                           9

PART II.  Other Information                                       10

          Signatures                                              10

                 PART I.  FINANCIAL INFORMATION

                       GTG HOLDINGS, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENESED BALANCE SHEETS


                             ASSETS


                                          June 30,    December 31,
                                             2001         2000
                                         ____________ ___________
CURRENT ASSETS
  Cash                                   $         27  $       67
                                         ____________ ___________
        Total Current Assets             $         27  $       67
                                         ____________ ___________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $      1,465  $      500
  Advance payable - related party               4,162       2,800
                                         ____________ ___________
        Total Current Liabilities               5,627       3,300
                                         ____________ ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                 -           -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   100,000 shares issued and outstanding          100         100
  Capital in excess of par value                    -           -
  (Deficit) accumulated during the
    development stage                          (5,700)     (3,333)
                                         ____________ ___________
        Total Stockholders' Equity (Deficit)   (5,600)     (3,233)
                                         ____________ ___________
                                         $         27  $       67
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

                       GTG HOLDINGS, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          From Inception
                                                           on June 15,
                            For the Three   For the Six    2000 Through
                             Months Ended   Months Ended     June 30,
                               June 30,       June 30,  ________________
                                 2001           2001     2000      2001
                              ________________________________________

REVENUE                        $       -   $       -   $      -   $       -

EXPENSES:
  General and Administrative       1,570       2,367          -       5,700

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES             (1,570)     (2,367)         -      (5,700)

CURRENT TAX EXPENSE                    -           -          -           -

DEFERRED TAX EXPENSE                   -           -          -           -

NET LOSS                     $    (1,570)  $  (2,367)  $      -   $  (5,700)

LOSS PER COMMON SHARE        $      (.02)  $    (.02)  $      -   $    (.05)


 The accompanying notes are an integral part of these unaudited financial statements.

                       GTG HOLDINGS, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                      From Inception
                                                                        on June 15,
                                                      For the Six      2000 Through
                                                      Months Ended       June 30,
                                                         June 30,   __________________
                                                           2001       2000       2001
                                                        ______________________________
Cash Flows From Operating Activities:
 Net loss                                              $   (2,367)  $      -   $ (5,700)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Noncash expense - expenses paid by related party          1,362          -      4,162
  Changes in assets and liabilities:
    Increase (decrease) in accounts payable                  (965)         -      1,465

     Net Cash Provided (Used) by Operating Activities         (40)         -        (73)

Cash Flows From Investing Activities                            -          -          -

    Net Cash Provided by Investing Activities                   -          -          -

Cash Flows From Financing Activities:
 Proceeds from issuance of common stock                         -        100        100

     Net Cash Provided by Financing Activities                  -        100        100


Net Increase (Decrease) in Cash                               (40)       100         27

Cash at Beginning of Period                                    67          -          -

Cash at End of Period                                    $     27   $    100  $      27

Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                              $      -   $      -  $       -
   Income taxes                                          $      -   $      -  $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the period ended June 30, 2001:
     An entity related to the Company through common ownership paid expenses totaling $1,362 on behalf of the Company.
  For the period from inception through June 30, 2000:
     None
 The accompanying notes are an integral part of these unaudited financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

                       GTG HOLDINGS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2001.

  Common Stock - The Company has authorized 50,000,000 shares of $.001 par value common stock. During June 2000, in connection with its organization, the Company issued 100,000 shares of its previously authorized, but unissued common stock. The shares were issued for $100 cash (or $.001 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001 the Company has available unused operating loss carryforwards of approximately $5,700, which may be applied against future taxable income and which expires in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss caryforwards and, therefore, no deferred tax asset has been recognized for the loss caryforwards. The net deferred tax assets are approximately $1,900 and $1,100 as of June 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $800 for the three months ended June 30, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of June 30, 2001, the Company has not paid any compensation to any officer/director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.

  Advance Payable - As of June 30, 2001, Capital Holdings, LLC, an entity related to the Company through common ownership has paid expenses totaling $4,162 on behalf of the Company.

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

                       GTG HOLDINGS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER COMMON SHARE

  The following data shows the amounts used in computing loss per share:

                                                       From Inception
                                                         on June 15,
                             For the Three For the Six  2000 Through
                              Months Ended Months Ended   June 30,
                                 June 30,   June 30,  _______________
                                   2001      2001     2000      2001
                                _____________________________________
Loss from continuing operations
available to common shareholders
(numerator)                      $(1,570) $ (2,367) $     -  $ (4,130)
                                _____________________________________
Weighted average number of
common shares outstanding used
in loss per share for the period
(denominator)                    100,000   100,000  100,000   100,000
                                _____________________________________

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

Six Months Ended June 30, 2001

The Company had no revenue from continuing operations for the six-month period ended June 30, 2001, and the period from inception on June 15, 2000 through June 30, 2000.

The Company had general and administrative expenses of $1,570 for the six-month period ended June 30, 2001, and $0 for the period from inception on June 15, 2000 through June 30, 2000, which consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $1,570 for the six months ended June 30, 2001, as compared to a net loss of $0 for the period from inception on June 15, 2000 through June 30, 2000.

Liquidity and Capital Resources

At June 30, 2001, the Company had $27 in cash, $1,465 in accounts payable and $4,612 in accounts payable to a related party giving the Company a working capital deficit of $5,600. The $4,162 in accounts payable to a related party is owed to Capital Holdings, Inc., which during the six months ended June 30, 2001 paid expenses on behalf of the Company. John Chymboryk, the officer and director of the Company, owns 50% of Capital Holdings, Inc.

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

Exhibits and Reports on Form 8-K:  None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GTG HOLDINGS, INC.


Date: August 2, 2001               By:/s/ John Chymboryk
                                         John Chymboryk,
                                         President, Secretary & Treasurer